Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1996-05-14
CIK 864177

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18617

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251427
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                           1996
                                                              ------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                        $    16,731
  Accounts receivable - oil & gas sales                            40,051
  Other current assets                                              2,104
                                                              ------------

Total current assets                                               58,886
                                                              ------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,739,556
  Less  accumulated depreciation and depletion                  1,373,280
                                                              ------------

Property, net                                                     366,276
                                                              ------------

TOTAL                                                         $   425,162
                                                              ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $    72,284
                                                              ------------




PARTNERS' CAPITAL:
   Limited partners                                               332,827
   General partner                                                 20,051
                                                              ------------

Total partners' capital                                           352,878
                                                              ------------

TOTAL                                                     $       425,162
                                                          =================





See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------


(UNAUDITED)                                                 THREE MONTHS ENDED
                                                     --------------------------

                                                      MARCH 31,        MARCH 31,
                                                        1996              1995
                                                     -----------    ------------

REVENUES:
  Oil and gas sales                                  $   88,275          99,279
EXPENSES:
  Depreciation, depletion and amortization               18,185          40,825
  Impairment of property                                 73,979               -
  Lease operating expenses                               41,822          47,757
  Production taxes                                        5,511           6,610
  General and administrative                             11,258          12,005
                                                     -----------    ------------

Total expenses                                          150,755         107,197
                                                     -----------    ------------

LOSS FROM OPERATIONS                                    (62,480)         (7,918)
                                                     -----------    ------------

OTHER INCOME:
  Gain on sale of property                                1,066               -
                                                     -----------    ------------

NET LOSS                                             $  (61,414)         (7,918)
                                                     ===========    ============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                     THREE MONTHS ENDED

                                                  MARCH 31,           MARCH 31,
                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (61,414)         $   (7,918)

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization          18,185              40,825
  Impairment of property                            73,979                  -
  Gain on sale of property                          (1,066)                 -
(Increase) decrease in:
  Accounts receivable - oil & gas sales             (3,574)             (2,439)
  Other current assets                                   -                 124
Increase (decrease) in:
   Accounts payable                                 45,778               2,479
   Payable to general partner                       (3,231)            (34,651)

Total adjustments                                   130,071              6,338

Net cash provided (used) by operating activities     68,657             (1,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property                1,066                  -
    Property additions - development costs          (51,154)            (2,917)

Net cash used by investing activities               (50,088)            (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               (17,218)           (10,465)

NET INCREASE (DECREASE) IN CASH                       1,351            (14,962)

CASH AT BEGINNING OF YEAR                            15,380             23,587

CASH AT END OF PERIOD                            $   16,731          $   8,625





See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $15,496, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impariment provision of $73,979 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

4. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $1,066. The Company recognized a gain of $1,066 on the sale.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $99,279 in 1995 to $88,275 in 1996. This represents a decrease of $11,004 (11%). Oil sales increased by $3,163 or 6%. A 9% increase in average oil sales prices increased sales by $4,713. This increase was partially offset by a 3% decrease in oil production due to natural production declines. Gas sales decreased by $14,167 or 33%. A 40% decrease in gas production reduced sales by $17,329. This decrease was partially offset by a 12% increase in gas production. The decrease in gas production was primarily a result of the sale of the Nunley Ranch acquisition effective January 1, 1996, coupled with natural production declines which were especially pronounced on the Binger acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $47,757 in the first quarter of 1995 to $41,822 in the first quarter of 1996. The decrease of $5,935 (12%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $40,825 in the first quarter of 1995 to $18,185 in the first quarter of 1996. This represents a decrease of $22,640 (55%). A 40% decrease in the depletion rate reduced depreciation and depletion expense by $12,038. The changes in production, noted above, reduced depreciation and depletion by an additional $10,602. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $73,979 in the first quarter of 1996.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $1,066. The Company recognized a gain of $1,066 on the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $73,979 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $12,005 in the first quarter of 1995 to $11,258 in the first quarter of 1996. This decrease of $747 (6%) is primarily due to less staff time being required to manage the Company's operations, partially offset by $2,352 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from

1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM IV - 7, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer