Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1996-08-14
CIK 864177

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                        Yes x      No

Transitional Small Business Disclosure Format (Check one):

                           Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $             12,460
  Accounts receivable - oil & gas sales                                33,337
  Other current assets                                                  2,086
                                                         ---------------------

Total current assets                                                   47,883
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,726,988
  Less  accumulated depreciation and depletion                      1,390,470
                                                         ---------------------

Property, net                                                         336,518
                                                         ---------------------

TOTAL                                                    $            384,401
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $             39,577
   Payable to general partner                                             828
                                                         ---------------------

Total current liabilities                                              40,405
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   323,132
   General partner                                                     20,864
                                                         ---------------------

Total partners' capital                                               343,996
                                                         ---------------------

TOTAL                                                    $            384,401
                                                         =====================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                          QUARTER ENDED                           SIX MONTHS ENDED
                                              ------------------------------------    --------------------------------------

                                                  JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                    1996                  1995                 1996                 1995
                                              ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                            $      82,793     $         92,090     $        171,068     $        191,369
                                              ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization            17,009               39,696               35,194               80,521
  Impairment of property                                   -                    -               73,979                    -
  Lease operating expenses                            60,034               38,240              101,856               85,997
  Production taxes                                     5,152                5,900               10,663               12,510
  General and administrative                           9,480                8,527               20,738               20,532
                                              ---------------    -----------------    -----------------    -----------------

Total expenses                                        91,675               92,363              242,430              199,560
                                              ---------------    -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                  (8,882)                (273)             (71,362)              (8,191)
                                              ---------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain on sale of property                                 -                    -                1,066                    -
                                              ---------------    -----------------    -----------------    -----------------

NET LOSS                                       $      (8,882)    $           (273)    $        (70,296)    $         (8,191)
                                              ===============    =================    =================    =================






See accompanying notes to financial statements.
- ------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                               SIX MONTHS ENDED
                                                      --------------------------------------------

                                                            JUNE 30,                JUNE 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $          (70,296)          $       (8,191)
                                                      -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        35,194                   80,521
  Impairment of property                                          73,979                        -
  Gain on sale of property                                        (1,066)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            3,140                     (788)
  Receivable from affiliated limited partnership                       -                     (159)
  Other current assets                                                18                       (2)
Increase (decrease) in:
   Accounts payable                                               13,071                   (6,563)
   Payable to general partner                                     (2,403)                 (70,153)
                                                      -------------------      -------------------

Total adjustments                                                121,933                    2,856
                                                      -------------------      -------------------

Net cash provided (used) by operating activities                  51,637                   (5,335)
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property                             1,066                        -
    Property additions - development costs                       (38,405)                  (2,692)
                                                      -------------------      -------------------

Net cash used by investing activities                            (37,339)                  (2,692)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (17,218)                 (10,465)
                                                      -------------------      -------------------

NET (DECREASE) IN CASH                                            (2,920)                 (18,492)

CASH AT BEGINNING OF YEAR                                         15,380                   23,587
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $           12,460           $        5,095
                                                      ===================      ===================




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $82,793 in 1996 from $92,090 in 1995. This represents a decrease of $9,297 (10%). Oil sales decreased by $212 (1%). A 17% decrease in oil production reduced sales by $10,069. This decrease was partially offset by a 21% increase in the average oil sales price. Gas sales decreased by $9,085 (26%). A 32% decrease in gas production reduced sales by $11,132. This decrease was partially offset by a 9% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover, together with natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $60,034 in the second quarter of 1996 from $38,240 in the second quarter of 1995. The increase of $21,794 is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

Depreciation and depletion expense decreased to $17,009 in the second quarter of 1996 from $37,186 in the second quarter of 1995. This represents a decrease of $20,177 (54%). The changes in production, noted above, reduced depreciation and depletion expense by $9,000. A 33% decrease in the depletion rate reduced depreciation and depletion expense by an additional $11,177. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $73,979 in the first quarter of 1996.

General and administrative expenses increased to $9,480 in the second quarter of 1996 from $8,527 in 1995. This increase of $953 (11%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $171,068 in 1996 from $191,369 in 1995. This represents a decrease of $20,301 or 11%. Oil sales increased by $2,951 (3%). A 14% increase in the average oil sales price increased sales by $14,569. This increase was partially offset by a 10% decrease in oil production. Gas sales decreased by $23,252 (30%). A 37% decrease in gas production increased sales by $22,585. This increase was partially offset by a 21% decrease in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover, together with natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $101,856 in the first six months of 1996 from $85,997 in the first six months of 1995. The increase of $15,859 (18%) is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

Depreciation and depletion expense decreased to $35,194 in the first six months of 1996 from $74,245 in the first six months of 1995. This represents a decrease of $45,327 (56%). The changes in production, noted above, reduced depreciation and depletion expense by $20,953. A 41% decrease in the depletion rate reduced depreciation and depletion expense by an additional $24,374. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $73,979 in the first quarter of 1996.

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

General and administrative expenses increased to $20,738 in the first six months of 1996 from $20,532 in 1995. This increase of $206 (1%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. In July 1995, the Company reinstated distributions to its limited partners. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX OIL & GAS INCOME
                                         PROGRAM IV - SERIES 7, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 13, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                 James A. Klein
                                              Controller and Chief
                                              Accounting Officer