Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1996-11-12
CIK 864177

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT II


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from Publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or less from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.


     In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.


Item 2.           Description of Property

         Presented below is a summary of the Company's property acquisitions.

     EL MAC acquisition. Working interests in 3 wells in Otsego County, Michigan were purchased for $120,018 from Wolverine Exploration, Ltd., Tenexco, Inc., and Terra Energy, Ltd., effective November 1, 1989 and March 1, 1990. The El Mac acquisition is operated by Don Yohe Enterprises, Inc. The Company owns a 1.01% working interest in the wells in the El Mac acquisition at December 31, 1995.

     BINGER acquisition. Working interests in 60 producing wells in Caddo County, Oklahoma were purchased for $418,191 from Oryx Energy effective October 1, 1990. The Binger acquisition is operated by Phillips Petroleum Corporation. The Company owns working interests ranging from 1.65% to 60.94% in the wells in the Binger acquisition at December 31, 1995.

     NUNLEY RANCH A acquisition. Working interests in 3 wells located in LaSalle County, Texas were purchased for $617,956 from Cashco Oil Co. et al effective November 1, 1990. Enex has assumed operations of the acquisition. The Company owns a 23.99% working interest in the Nunley Ranch A acquisition at December 31, 1995.

     FEC acquisition. Working interests in 68 producing wells in Oklahoma, Wyoming and Kansas were purchased for $1,068,747 effective March 1, 1991. The FEC acquisition is operated by ten different oil and gas production companies. The Company owns working interests ranging from 0.40% to 10.27% and royalty override interests ranging from 0.184% to 0.198% in the wells in the FEC acquisition.

     Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital items, etc. are not included.
                                      i-3

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