Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1996-11-14
CIK 864177

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                           $     3,543
  Accounts receivable - oil & gas sales                               40,490
  Other current assets                                                 3,717
                                                                 ------------

Total current assets                                                  47,750
                                                                 ------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,747,861
  Less  accumulated depreciation and depletion                     1,409,925
                                                                 ------------

Property, net                                                        337,936
                                                                 ------------

TOTAL                                                            $   385,686
                                                                 ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $    25,763


PARTNERS' CAPITAL:
   Limited partners                                                  335,521
   General partner                                                    24,402
                                                                 ------------

Total partners' capital                                              359,923
                                                                 ------------

TOTAL                                                            $   385,686
                                                                 ============

Number of $500 Limited Partner units outstanding                       5,021




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


(UNAUDITED)                                         QUARTER ENDED                      NINE MONTHS ENDED
                                            -------------------------------------   ------------------------------------------

                                              September 30,       September 30,        September 30,         September 30,
                                                   1996               1995                 1996                   1995
                                            -----------------  ------------------   ------------------   ---------------------

REVENUES:
  Oil and gas sales                         $         97,154   $          68,719    $         268,222    $            260,088
                                            -----------------  ------------------   ------------------   ---------------------

EXPENSES:
  Depreciation, depletion and amortization            19,455              27,278               54,649                 107,799
  Impairment of property                                   -                   -               73,979                       -
  Lease operating expenses                            40,220              38,452              142,076                 124,449
  Production taxes                                     6,143               4,290               16,805                  16,800
  General and administrative                           7,956               8,573               28,694                  29,105
                                            -----------------  ------------------   ------------------   ---------------------

Total expenses                                        73,774              78,593              316,203                 278,153
                                            -----------------  ------------------   ------------------   ---------------------

INCOME (LOSS FROM) OPERATIONS                         23,380              (9,874)             (47,981)                (18,065)
                                            -----------------  ------------------   ------------------   ---------------------

OTHER INCOME:
  Gain on sale of property                                 -                   -                1,076                       -
                                            -----------------  ------------------   ------------------   ---------------------

NET INCOME (LOSS)                           $         23,380   $          (9,874)   $         (46,905)   $            (18,065)
                                            =================  ==================   ==================   =====================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                     --------------------------------------------

                                                        September 30,            September 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $          (46,905)                 (18,065)
                                                     -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                       54,649                  107,799
  Impairment of property                                         73,979                        -
  Gain on sale of property                                       (1,076)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (4,013)                   5,939
  Other current assets                                           (1,613)                     (91)
(Decrease) in:
   Accounts payable                                                (743)                  (4,185)
   Payable to general partner                                    (3,231)                 (72,546)
                                                     -------------------      -------------------

Total adjustments                                               117,952                   36,916
                                                     -------------------      -------------------

Net cash provided by operating activities                        71,047                   18,851
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property                            1,076                        -
    Property additions - development costs                      (59,278)                 (15,757)
                                                     -------------------      -------------------

Net cash used by investing activities                           (58,202)                 (15,757)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (24,682)                 (21,847)
                                                     -------------------      -------------------

NET (DECREASE) IN CASH                                          (11,837)                 (18,753)

CASH AT BEGINNING OF YEAR                                        15,380                   23,587
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $            3,543                    4,834
                                                     ===================      ===================




See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. A cash distribution was made to the limited partners of the Company in the amount of $5,842, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31,1996.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $73,979 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

5. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $1,076. The Company recognized a gain of $1,076 on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $97,154 in 1996 from $68,719 in 1995. This represents An increase of $28,435 (41%). Oil sales increased by $24,008 (49%). A 13% increase in oil production increased sales by $6,488. A 31% increase in the average oil sales price increased sales by an additional $17,520. Gas sales increased by $4,427 (22%). A 28% increase in the average gas sales price increased sales by $5,145. This increase was partially offset by a 4% decrease in gas production. The increase in oil production was primarily the result of higher production from the El Mac acquisition which had an acidization treatment in the third quarter of 1996. The decrease in gas production was primarily due to natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $40,220 in the third quarter of 1996 from $38,452 in the third quarter of 1995. The increase of $1,768 is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $19,455 in the third quarter of 1996 from $27,278 in the third quarter of 1995. This represents a decrease of $7,823 (29%). A 32% decrease in the depletion rate reduced depreciation and depletion expense by $9,018. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $73,979 in the first quarter of 1996.

General and administrative expenses decreased to $7,956 in the third quarter of 1996 from $8,573 in 1995. This decrease of $617 (7%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first six months increased to $268,222 in 1996 from $260,088 in 1995. This represents an increase of $8,134 or 3%. Oil sales increased by $26,912 (17%). An 18% increase in the average oil sales price increased sales by $29,309. This increase was partially offset by a 1% decrease in oil production. Gas sales decreased by $18,778 (19%). A 29% decrease in gas production reduced sales by $28,231. This decrease was partially offset by a 15% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover, together with natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $142,076 in the first nine months of 1996 from $124,449 in the first nine months of 1995. The increase of $17,627 (14%) is primarily due to the conversion of a well in the Binger acquisition to a gas injection well in 1996.

Depreciation and depletion expense decreased to $54,649 in the first nine months of 1996 from $107,799 in the first nine months of 1995. This represents a decrease of $53,150 (49%). The changes in production, noted above, reduced depreciation and depletion expense by $24,567. A 34% decrease in the depletion rate reduced depreciation and depletion expense by an additional $28,583. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $73,979 in the first quarter of 1996.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $1,076. The Company recognized a gain of $1,076 on the sale.

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

General and administrative expenses decreased to $28,694 in the first nine months of 1996 from $29,105 in 1995. This decrease of $411 (1%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                               ENEX OIL & GAS INCOME
                                           PROGRAM IV - SERIES 7, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




November 13, 1996                          By: /s/ James A. Klein
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer