Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1997-02-03
CIK 864177

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------

                                                       1995                  1994
                                               -------------------    -------------------

REVENUES:
  Oil and gas sales                            $          342,367        $       369,204
                                               -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                172,330                212,688
  Impairment of property                                        -                198,069
  Lease operating expenses                                163,766                203,093
  Production taxes                                         21,980                 24,598
  General and administrative:
    Allocated from general partner                         38,114                 46,519
    Direct expense                                          4,823                  8,464
                                               -------------------    -------------------

Total expenses                                            401,013                693,431
                                               -------------------    -------------------

NET LOSS                                       $          (58,646)         $    (324,227)
                                               ===================    ===================




See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------

                                                                                                                      PER $500
                                                                                                                       LIMITED
                                                                                                                       PARTNER
                                                                             GENERAL              LIMITED             UNIT OUT-
                                                         TOTAL               PARTNER              PARTNERS             STANDING
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994                             $      947,264        $      11,954     $        935,310     $            186

CASH DISTRIBUTIONS                                         (101,932)             (10,187)             (91,745)                 (18)

NET INCOME (LOSS)                                          (324,227)               8,653             (332,880)                 (66)
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994                                  521,105               10,420              510,685                  102

CASH DISTRIBUTIONS                                          (30,949)              (3,093)             (27,856)                  (6)

NET INCOME (LOSS)                                           (58,646)              11,370              (70,016)                 (14)
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995                          $       431,510        $      18,697     $        412,813 (1) $             82
                                                   =================    =================    =================    =================



(1)  Includes 628 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
--------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 7, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                            1995                    1994
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $          (58,646)          $     (324,227)
                                                    -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                     172,330                  212,688
  Impairment of property                                             -                  198,069
Decrease in:
  Accounts receivable - oil & gas sales                            669                      828
  Other current assets                                              12                    1,159
Increase (decrease) in:
   Accounts payable                                             (2,590)                 (11,792)
   Payable to general partner                                  (72,178)                  24,872
                                                    -------------------      -------------------

Total adjustments                                               98,243                  425,824
                                                    -------------------      -------------------

Net cash provided by operating activities                       39,597                  101,597
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                     (16,855)                  (6,428)
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (30,949)                (101,932)
                                                    -------------------      -------------------

NET DECREASE IN CASH                                            (8,207)                  (6,763)

CASH AT BEGINNING OF YEAR                                       23,587                   30,350
                                                    -------------------      -------------------

CASH AT END OF YEAR                                 $           15,380           $       23,587
                                                    ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    -----------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (58,646)   $          11,370       $    (70,016)        $        (14)
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (12,259)              (1,226)           (11,033)                  (2)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (31,826)                   -            (31,826)                  (6)
                                               ------------------   ------------------  -----------------    -----------------

Net income (loss) for federal
   income tax purposes                         $        (102,731)   $          10,144      $    (112,875)        $        (22)
                                               ==================   ==================  =================    =================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ------------------
Partners' capital as reflected in the
     accompanying financial statements         $         431,510    $          18,697      $     412,813          $          82
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (80,019)              (8,006)           (72,013)                  (14)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        299,036                    -            299,036                    60
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 243,703                    -            243,703                    49
                                               ------------------   ------------------  -----------------    ------------------

Partners' capital for federal
     income tax purposes                       $         894,230    $          10,691     $      883,539          $        177
                                               ==================   ==================  =================    ==================

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

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                            Per $500                                  Per $500
                                                            Limited              Natural              Limited
                                         Oil              Partner Unit             Gas              Partner Unit
                                        (BBLS)            Outstanding             (MCF)             Outstanding
                                      --------------    -----------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                              56,199                   10              542,909                   97

    Revisions of previous estimates           2,798                    1               21,023                    4
    Production                              (14,426)                  (3)             (99,209)                 (18)
                                      --------------    -----------------    -----------------    -----------------

December 31, 1994                            44,571                    8              464,723                   83

    Revisions of previous estimates          16,485                    3              156,087                   28
    Production                              (13,267)                  (2)            (100,732)                 (18)
                                      --------------    -----------------    -----------------    -----------------

December 31, 1995                            47,789                    9              520,078                   93
                                      ==============    =================    =================    =================


PROVED DEVELOPED RESERVES:

January 1, 1994                              56,199                   10              542,909                   97
                                      ==============    =================    =================    =================

December 31, 1994                            44,571                    8              464,723                   83
                                      ==============    =================    =================    =================

December 31, 1995                            47,789                    9              520,078                   93
                                      ==============    =================    =================    =================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director