Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 7 LP
filed 1997-05-15
CIK 864177

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1997
                                                             --------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      27,619
  Accounts receivable - oil & gas sales                             30,794
  Other current assets                                               2,086
                                                             --------------

Total current assets                                                60,499
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,755,813
  Less  accumulated depreciation and depletion                   1,420,739
                                                             --------------

Property, net                                                      335,074
                                                             --------------

TOTAL                                                        $     395,573
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      36,102
   Payable to general partner                                        9,151
                                                             --------------

Total current liabilities                                           45,253
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                329,514
   General partner                                                  20,806
                                                             --------------

Total partners' capital                                            350,320
                                                             --------------

TOTAL                                                        $     395,573
                                                             ==============


Number of $500 Limited Partner units outstanding                     5,021





See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


(UNAUDITED)                                                   THREE MONTHS ENDED
                                                    ----------------------------------------

                                                        MARCH 31,              MARCH 31,
                                                           1997                  1996
                                                   -------------------    -------------------

REVENUES:
  Oil and gas sales                                $           79,000           $     88,275
                                                   -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                      9,862                 18,185
  Impairment of property                                            -                 73,979
  Lease operating expenses                                     52,662                 41,822
  Production taxes                                              5,122                  5,511
  General and administrative                                    8,986                 11,258
                                                   -------------------    -------------------

Total expenses                                                 76,632                150,755
                                                   -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                   2,368                (62,480)
                                                   -------------------    -------------------

OTHER INCOME:
  Gain on sale of property                                          -                  1,066
                                                   -------------------    -------------------

NET INCOME (LOSS)                                  $            2,368          $     (61,414)
                                                   ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                               PER $500
                                                                                                LIMITED
                                                                                                PARTNER
                                                      GENERAL              LIMITED             UNIT OUT-
                                  TOTAL               PARTNER             PARTNERS             STANDING
                           ------------------   ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996   $         431,510    $          18,697    $         412,813    $              82

CASH DISTRIBUTIONS                   (36,911)              (4,690)             (32,221)                  (6)

NET INCOME (LOSS)                    (13,366)              11,623              (24,989)                  (5)
                           ------------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996           381,233               25,630              355,603                   71

CASH DISTRIBUTIONS                   (33,281)              (6,048)             (27,233)                  (5)

NET INCOME                             2,368                1,224                1,144                    -
                           ------------------   ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997    $         350,320    $          20,806    $         329,514 (1)$              66
                           ==================   ==================   ==================   ==================


(1)  Includes 658 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                           ------------------------------------------

                                                              MARCH 31,                MARCH 31,
                                                                 1997                    1996
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $            2,368          $       (61,414)
                                                         -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation and depletion                                          9,862                   18,185
  Impairment of property                                                  -                   73,979
  Gain on sale of property                                                -                   (1,066)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              17,611                   (3,574)
Increase (decrease) in:
   Accounts payable                                                   7,080                   45,778
   Payable to general partner                                         5,733                   (3,231)
                                                         -------------------      -------------------

Total adjustments                                                    40,286                  130,071
                                                         -------------------      -------------------

Net cash provided by operating activities                            42,654                   68,657
                                                         -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property                                    -                    1,066
    Property additions - development costs                           (1,672)                 (51,154)
                                                         -------------------      -------------------

Net cash used by investing activities                                (1,672)                 (50,088)
                                                         -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                               (33,281)                 (17,218)
                                                         -------------------      -------------------

NET INCREASE IN CASH                                                  7,701                    1,351

CASH AT BEGINNING OF YEAR                                            19,918                   15,380
                                                         -------------------      -------------------

CASH AT END OF PERIOD                                    $           27,619          $        16,731
                                                         ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------------
                                       I-4

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $27,233, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

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

5. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $88,275 in 1996 to $79,000 in 1997. This represents a decrease of $9,275 (11%). Oil sales decreased by $2,031 or 3%. A 19% decrease in oil production reduced sales by $11,259. This decrease was partially offset by a 19% increase in average oil sales prices. Gas sales decreased by $7,244 or 25%. A 34% decrease in gas production reduced sales by $9,867. This decrease was partially offset by a 14% increase in average gas sales prices. The decreases in oil and gas production were primarily a result of the shut in of production from the FEC acquisition to perform a workover in the first quarter of 1997, coupled with natural production declines which were especially pronounced on the Binger acquisition. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $41,822 in the first quarter of 1996 to $52,662 in the first quarter of 1997. The increase of $10,840 (26%) is primarily due to workover charges incurred on the FEC acquisition in the first quarter of 1997.

Depreciation and depletion expense decreased from $18,185 in the first quarter of 1996 to $9,862 in the first quarter of 1997. This represents a decrease of $8,323 (46%). A 26% decrease in the depletion rate reduced depreciation and depletion expense by $3,491. The changes in production, noted above, reduced depreciation and depletion by an additional $4,832. The rate decrease was primarily due to upward revisions of the oil and gas reserves in December 1996.

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

General and administrative expenses decreased from $11,258 in the first quarter of 1996 to $8,986 in the first quarter of 1997. This decrease of $2,272 (20%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. In July 1995, the Company reinstated distributions to its limited partners. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. Future periodic distributions will be made once sufficient net revenues are accumulated.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM IV - 7, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer